Form 10-K/A
period 1994-12-31
JEFFERSON SMURFIT CORP US
filed 1995-03-10
CIK 798916

Securities and Exchange Commission
                                     Washington, D.C.  20549

                                            Form 10-K/A

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

                                                                  FORM 10-K/A
                         JEFFERSON SMURFIT CORPORATION (U.S.)
                                   Amendment No. 1
                                          to
                           1994 Annual Report on Form 10-K

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1994 on Form 10-k as set forth in the pages attached hereto:
                                             PART III

Item 11.       Executive Compensation.

Item 11 to Jefferson Smurfit Corporation (U.S.)'s Annual Report on Form 10-K for the year ended December 31, 1994 is hereby amended. The only change made is on the Summary Compensation Table in the section entitled "Executive Compensation", regarding the data shown for Mr. James E. Terrill.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 10, 1995                   Jefferson Smurfit Corporation (U.S.)
                                                    Registrant

                                        BY: /s/ John R. Funke
                                                John R. Funke

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

                                                SUMMARY COMPENSATION TABLE

                                                                                        Long Term Compensation
                                                                                            Awards     Payouts    All Other
                                                      Annual Compensation                 Securities     LTIP      Compen-
                                                                 1997       Other Annual  Underlying   Payouts     ation($)
Name and Principal Position      Year  Salary($)  Bonus($)     Bonus<F1>  Compensation($) Options(#)    ($)<F2>      <F3>

James E. Terrill, President and  1994  $678,333   $251,029    $1,000,000       $52,471    319,000    $  346,604     $ 26,235
 Chief Executive Officer,        1993   440,000          0             0        17,318          0             0       19,545
 formerly Executive Vice         1992   367,500    243,477             0           944    181,000             0       16,346
 President -- Operations <F4>


Michael W.J. Smurfit, Chairman   1994   834,000    299,084             0        30,000          0     1,964,088       11,922
 of the Board                    1993   832,369          0             0        30,000          0             0       16,775
                                 1992   793,273    526,605             0             0  1,026,000             0       15,764


Richard W. Graham, Senior Vice   1994   378,667    110,876       475,000         9,270      9,000       173,302        9,937
 President                       1993   337,000          0             0         5,215          0             0       10,817
                                 1992   286,760     29,336             0         2,223     91,000             0        9,075


John R. Funke, Vice President    1994   300,000    107,584       500,000        28,599     29,000       231,069       10,779
 and Chief Financial Officer     1993   300,000          0             0        13,163          0             0       10,167
                                 1992   232,000    153,705             0         1,647    121,000             0       10,435


David C. Stevens, Vice President 1994   200,000    311,709       200,000         6,515      5,000        34,660        7,719
 and General Manager --          1993   200,000     48,954             0         1,402          0             0        7,965
 Reclamation Division            1992   161,000     44,012             0           985     45,000             0        5,947


James B. Malloy, Retired,        1994    82,667          0             0        43,163          0     1,386,415      367,122
 formerly President and Chief    1993   992,000          0             0        17,867          0             0       21,902
 Executive Officer <F4>          1992   945,000    626,082             0         8,003    724,000             0       23,294

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